Form 10-Q
period 2016-06-30
Conyers Park Acquisition Corp.
filed 2016-08-29
CIK 1672985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37828

CONYERS PARK ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-2349205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Greenwich Office Park, 2nd Floor Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 429-2211

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 29, 2016, there were 40,250,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A Common Stock”) and 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 (the “Class B Common Stock”) issued and outstanding.

Conyers Park Acquisition Corp.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Conyers Park Acquisition Corp.
CONDENSED BALANCE SHEET
June 30, 2016

(Unaudited)

ASSETS:
Cash	$24,093
Deferred offering costs	403,907
Total assets	$428,000

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued expenses, formation and offering costs	$230,000
Sponsor note	175,000
Total liabilities	405,000
Stockholder's equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 issued and outstanding	1,006
Additional paid-in-capital	23,994
Accumulated deficit	(2,000)
Total stockholder's equity	23,000
Total liabilities and stockholder's equity	$428,000

See accompanying notes to condensed financial statements.

1

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF OPERATIONS
For the Period from April 20, 2016 (Inception) to June 30, 2016

(Unaudited)

Revenues	$-
General and administrative expenses	2,000
Net loss	$(2,000)

Weighted average number of shares outstanding:
Basic and diluted	10,062,500

Net loss per common share:
Basic and diluted	$(0.00)

See accompanying notes to condensed financial statements.

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
For the Period from April 20, 2016 (Inception) to June 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at April 20, 2016 (Inception)	-	$-	$-	$-	$-
Sale of Class B common stock to Sponsor at approximately $0.002 per share	10,062,500	1,006	23,994	-	25,000
Net loss	-	-	-	(2,000)	(2,000)
Balance at June 30, 2016	10,062,500	$1,006	$23,994	$(2,000)	$23,000

See accompanying notes to condensed financial statements.

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF CASH FLOWS
For the Period from April 20, 2016 (Inception) to June 30, 2016

(Unaudited)

Cash flows from operating activities:
Net loss	$(2,000)
Increase in deferred offering costs	(173,907)
Net cash used by operating activities	(175,907)

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from Sponsor note	175,000
Net cash provided by financing activities	200,000

Increase in cash	24,093
Cash at beginning of period	-
Cash at end of period	$24,093

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses, formation and offering costs	$230,000

See accompanying notes to condensed financial statements.

Conyers Park Acquisition Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

Conyers Park Acquisition Corp. (the “Company”) was incorporated in Delaware on April 20, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At June 30, 2016, the Company had not commenced any operations. All activity for the period from April 20, 2016 (Inception) through June 30, 2016 relates to the Company’s formation and the preparation for the initial public offering (“Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Proposed Financing

The Company’s sponsor is Conyers Park Sponsor LLC, a Delaware limited liability company (the “Sponsor”). Subsequent to June 30, 2016, the registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 14, 2016. The Company intends to finance its Initial Business Combination with proceeds from the $402,500,000 Public Offering of Units and a $10,050,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $402,500,000 was placed in a trust account (the “Trust Account”) (discussed below).

The Trust Account

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund working capital requirements of up to $1,000,000 and to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock, $0.0001 par value (the “Class A Common Stock”) included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A Common Stock if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A Common Stock included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. At June 30, 2016, the Public Offering had not been completed and therefore there were no proceeds in the Trust Account at that date.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable and amounts permitted to be withdrawn for working capital purposes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable and amounts permitted to be withdrawn for working capital purposes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable and amounts permitted to be withdrawn for working capital purposes. As a result, such shares of Class A Common Stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefore, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay up to $1,000,000 of the Company’s working capital requirements as well as to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A Common Stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described above.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2016 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on July 18, 2016 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on July 26, 2016. All dollar amounts are rounded to the nearest thousand dollars.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of approximately $403,907, consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriters’ discount were charged to additional paid in capital subsequent to June 30, 2016 upon closing of the Public Offering on July 20, 2016.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company complies with the reporting requirements of FASB Accounting Standards Update (“ASU”) 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows and stockholder’s equity. Early application of each of the amendments is permitted for any annual reporting periods or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For private entities and emerging growth companies under the JOBS Act, the amendments are effective for annual reporting periods beginning after December 15, 2015. The Company has adopted and incorporated the methodologies prescribed by ASU 2014-10 in the accompanying financial statements.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern” (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted and incorporated the methodologies prescribed by ASU 2014-15 in the accompanying financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Subsequent to June 30, 2016, on July 14, 2016, in the Public Offering, the Company sold 40,250,000 units at a price of $10.00 per unit (the “Units”), including the full exercise of the underwriter’s overallotment option. The Sponsor purchased an aggregate of 6,700,000 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of the Public Offering.

Each Unit consists of one share of the Company’s Class A Common Stock, and one-third of one warrant to purchase shares of Class A Common Stock (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of $8,050,000 to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of $14,087,500, payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

In addition, subsequent to June 30, 2016, on July 20, 2016, the Sponsor paid the Company approximately $10,050,000 in a private placement for the purchase of 6,700,000 warrants at a price of $1.50 per warrant (the “Private Placement Warrants”) - see also Note 4.

Note 4 — Related Party Transactions

Founder Shares

On April 29, 2016, the Sponsor purchased 10,062,500 shares of Class B Common Stock (the “Founder Shares” or “Class B Common Stock”) for an aggregate price of $25,000, or approximately $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment as provided above, at any time.

The Company’s initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor has purchased an aggregate of 6,700,000 private placement warrants (including warrants required to be purchased in connection with the over-allotment option) at a price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A Common Stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants has been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Initial Business Combination such that at the closing of the Public Offering $402.5 million was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants) until 30 days after the completion of the Initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) as stated in the registration rights agreement signed on the date of the prospectus for the Public Offering. These holders are entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On April 29, 2016, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2016 or the completion of the Public Offering. On April 29, 2016, the Company borrowed $100,000 under the Note. From April 30, 2016 through June 30, 2016, the Company borrowed an additional $75,000 under the Note. Subsequent to June 30, 2016, the Company borrowed an additional $50,000. This loan was paid in full upon the closing of the Public Offering on July 20, 2016.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Subsequent to June 30, 2016, services commenced on July 15, 2016, the date the securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation.

Note 5 — Stockholder’s Equity

Common Stock

At June 30, 2016, the authorized Class A Common Stock of the Company was 100,000,000. Subsequent to June 30, 2016, as amended and restated on July 14, 2016, the authorized common stock of the Company was increased to 200,000,000 shares. As of July 20, 2016, the authorized common stock of the Company consists of 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2016, there were 10,062,500 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2016, there were no shares of preferred stock issued or outstanding.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References to the "Company," "us," “our” or "we" refer Conyers Park Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or the Company's management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized blank check company incorporated as a Delaware corporation on April 20, 2016 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the private placement of warrants that occurred simultaneously with the consummation of the Public Offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Common Stock resulted in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2016, we had $24,093 in cash and deferred offering costs of $403,907. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from April 20, 2016 (inception) to June 30, 2016, we had a net loss of $2,000. Our entire activity from April 20, 2016 through June 30, 2016, consisted of formation and preparation for the Public Offering, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on July 20, 2016, our normal operating costs will include costs associated with our search for the business combination, costs associated with our governance and public reporting, state franchise taxes and charges of $10,000 per month from our Sponsor for administrative services.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $225,000 (out of $300,000 that was available) loaned by the Sponsor ($175,000 of which was outstanding at June 30, 2016). This Note was non-interest bearing and was paid in full on July 20, 2016 in connection with closing of the Public Offering.

Subsequent to June 30, 2016, on July 20, 2016, we consummated our Public Offering in which we sold 40,250,000 Units at a price of $10.00 per Unit (including the full exercise of the underwriter’s overallotment option) generating gross proceeds of $402,500,000 before underwriting discounts and expenses. The Sponsor purchased an aggregate of 6,700,000 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the Public Offering. In connection with the Public Offering, we incurred offering costs of $22,697,678 (including an underwriting discount of $8,050,000 and a Deferred Discount of $14,087,500). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. A total of $402,500,000 of the net proceeds from the Public Offering and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

Prior to the completion of our initial business combination, we will have available to us the approximately $1,200,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We are also entitled to up to $1,000,000 in interest from the trust account to be used for working capital purposes. The amount of interest available to us from the trust account may be less than $1,000,000 as a result of the current interest rate environment.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations for the next twenty four months. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At June 30, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On July 14, 2016, in connection with the Public Offering, we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to underwriting commissions of 5.5%, of which 2.0% ($8,050,000) was paid at the closing of the Public Offering, and 3.5% ($14,087,500) has been deferred. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of approximately $403,907, consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriters’ discount were charged to additional paid in capital subsequent to June 30, 2016 upon closing of the Public Offering on July 20, 2016.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

At June 30, 2016, the Company had no material deferred tax assets.

Redeemable Common Stock

All of the 40,250,000 Class A Common Stock sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A Common Stock under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Common Stock shall be affected by charges against additional paid in capital.

At June 30, 2016, there were no shares classified outside of permanent equity as the Public Offering had not yet occurred. Subsequent to June 30, 2016, after the closing of our Public Offering at July 20, 2016, 38,486,531 of the 40,250,000 Class A Common Stock included in the Units were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements

The Company complies with the reporting requirements of FASB Accounting Standards Update (“ASU”) 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows and stockholder’s equity. Early application of each of the amendments is permitted for any annual reporting periods or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For private entities and emerging growth companies under the JOBS Act, the amendments are effective for annual reporting periods beginning after December 15, 2015. The Company has adopted and incorporated the methodologies prescribed by ASU 2014-10 in the accompanying financial statements.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern” (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted and incorporated the methodologies prescribed by ASU 2014-15 in the accompanying financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2016, our efforts have been limited to organizational activities and activities relating to our Public Offering. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on April 20, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from April 20, 2016 (inception) to June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on July 18, 2016 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2016, the Sponsor purchased 10,062,500 Founder Shares for an aggregate price of $25,000, or approximately $0.002 per share. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

The Sponsor has purchased an aggregate of 6,700,000 Private Placement Warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of the Public Offering. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants are substantially similar to the warrants underlying the Units issued in our Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Subsequent to June 30, 2016, on July 20, 2016, the Company consummated its Public Offering in which it sold 40,250,000 Units (including the full exercise of the underwriter’s overallotment option), with each Unit consisting of one share of Class A Common Stock and one-third of one warrant to purchase one share of Class A Common Stock at a price of $11.50 per share. The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $402,500,000, including the sale of an aggregate of 5,250,000 Units to cover over-allotments. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-212133). The SEC declared the registration statement effective on July 14, 2016.

In connection with the Public Offering, the Company incurred offering costs of $22,697,678 (including an underwriting discount of $8,050,000 and a Deferred Discount of $14,087,500). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor loaned the Company $225,000 (out of $300,000 that was available) ($175,000 of which was outstanding at June 30, 2016). This Note was non-interest bearing and were paid in full on July 20, 2016 in connection with closing of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $14,087,500 in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $403,962,822 of which $402,500,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,462,822 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The net proceeds of the Public Offering and the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONYERS PARK ACQUISITION CORP.

Dated: August 29, 2016	/s/ David J. West
Name: David J. West Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 29, 2016	/s/ Brian K. Ratzan
Name: Brian K. Ratzan Title: Chief Financial Officer (Principal Financial and Accounting Officer)

