Form 10-Q
period 2016-09-30
Conyers Park Acquisition Corp.
filed 2016-11-14
CIK 1672985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2016, there were 40,250,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A Common Stock”) and 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 (the “Class B Common Stock”) issued and outstanding.

Conyers Park Acquisition Corp.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of September 30, 2016 (Unaudited)	1
	Condensed Statement of Operations for the Three Months Ended September 30, 2016 and the period from April 20, 2016 (Inception) to September 30, 2016 (Unaudited)	2
	Condensed Statement of Changes in Stockholders’ Equity for the period from April 20, 2016 (Inception) to September 30, 2016 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from April 20, 2016 (Inception) to September 30, 2016 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Conyers Park Acquisition Corp.
CONDENSED BALANCE SHEET
September 30, 2016

(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$1,037,822
Prepaid expenses	389,583
Total current assets	1,427,405
Cash held in trust account	402,593,223
Total assets	$404,020,628

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$24,283
Accounts payable - related party	96,713
Total current liabilities	120,996
Deferred underwriting compensation	14,087,500
Total liabilities	14,208,496

Class A common stock subject to possible redemption; 38,481,212 (at redemption value of $10.00 per share)	384,812,122

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,768,788 shares issued and outstanding (excluding 38,481,212 shares subject to redemption)	177
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 issued and outstanding	1,006
Additional paid-in-capital	5,064,017
Accumulated deficit	(65,190)
Total stockholders' equity	5,000,010
Total liabilities and stockholders' equity	$404,020,628

See accompanying notes to condensed financial statements.

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	For the Period From April 20, 2016 (Inception) to
	September 30, 2016	September 30, 2016
Revenues	$-	$-
General and administrative expenses	(156,413)	(158,413)
Loss from operations	(156,413)	(158,413)
Interest income	93,223	93,223
Net loss	$(63,190)	$(65,190)

Weighted average number of shares outstanding:
Basic and diluted	11,461,832	10,847,491

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

See accompanying notes to condensed financial statements.

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from April 20, 2016 (Inception) to September 30, 2016

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 20, 2016 (date of inception)	-	$-	-	$-	$-	$-	$-
Sale of Class A common stock to public	40,250,000	4,025	-	-	402,495,975	-	402,500,000
Sale of Class B common stock to Sponsor	-	-	10,062,500	1,006	23,994	-	25,000
Sale of 6,700,000 Private Placement Warrants to Sponsor	-	-	-	-	10,050,000	-	10,050,000
Underwriters' discount and offering costs	-	-	-	-	(22,697,678)	-	(22,697,678)
Class A common stock subject to possible redemption	(38,481,212)	(3,848)	-	-	(384,808,274)	-	(384,812,122)
Net loss	-	-	-	-	-	(65,190)	(65,190)
Balance at September 30, 2016	1,768,788	$177	10,062,500	$1,006	$5,064,017	$(65,190)	$5,000,010

See accompanying notes to condensed financial statements.

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF CASH FLOWS
For the Period from April 20, 2016 (Inception) to September 30, 2016

(Unaudited)

Cash flows from operating activities:
Net loss	$(65,190)
Changes in prepaid expenses	(389,583)
Changes in accounts payable and accrued expenses	24,283
Changes in accounts payable - related party	96,713
Net cash used by operating activities	(333,777)

Cash flows from investing activities:
Cash deposited in Trust Account	(402,500,000)
Interest earned in Trust Account	(93,223)
Net cash used by investing activities	(402,593,223)

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	402,500,000
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from sale of Private Placement Warrants to Sponsor	10,050,000
Payment of underwriters' discount	(8,050,000)
Payment of offering costs	(560,178)
Net cash provided by financing activities	403,964,822

Increase in cash	1,037,822
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$1,037,822

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,087,500

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

At September 30, 2016, the Company had not commenced any operations. All activity for the period from April 20, 2016 (Inception) through September 30, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The Trust Account

The proceeds held in the Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2016 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company had outstanding warrants to purchase 20,116,667 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $22,697,678 (including $22,137,500 in underwriters' fees), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriters’ discount were charged to additional paid in capital upon closing of the Public Offering on July 20, 2016.

Redeemable Class A Common Stock

As discussed in Note 1, all of the 40,250,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A common stock under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at September 30, 2016, 38,481,212 of the 40,250,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the Private Placement of $402,500,000 which were invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less and can only be used by the Company in connection with the consummation of an Initial Business Combination.

Recent Accounting Pronouncements

The Company complies with the reporting requirements of FASB Accounting Standards Update (“ASU”) 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows and stockholders’ equity. Early application of each of the amendments is permitted for any annual reporting periods or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For private entities and emerging growth companies under the JOBS Act, the amendments are effective for annual reporting periods beginning after December 15, 2015. The Company has adopted and incorporated the methodologies prescribed by ASU 2014-10 in the accompanying financial statements.

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

Note 3 — Public Offering

On July 20, 2016, in the Public Offering, the Company sold 40,250,000 units at a price of $10.00 per unit (the “Units”), including the full exercise of the underwriter’s overallotment option. The Sponsor purchased an aggregate of 6,700,000 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of the Public Offering.

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

Related Party Loans

On April 29, 2016, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). This note was non-interest bearing and payable on the earlier of December 31, 2016 or the completion of the Public Offering. On April 29, 2016, the Company borrowed $100,000 under the Note. From April 30, 2016 through July 19, 2016, the Company borrowed an additional $125,000 under the Note. On July 20, 2016, the total balance of $225,000 of the Note was repaid to the Sponsor.

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

Note 5 — Cash Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $402,500,000 was placed in the Trust Account. At September 30, 2016, funds in the Trust Account totaled $ 402,593,223 and were held in investment securities and cash, with investment securities consisting only of money market funds meeting certain conditions under Rule 2a- 7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$402,593,223	$402,593,223	$-	$-
Total	$402,593,223	$402,593,223	$-	$-

Note 7 — Deferred Underwriting Commission

The Company is committed to pay the Deferred Discount of 3.5% of the gross proceeds of the Public Offering, or $14,087,500, to the underwriters upon the Company’s completion of an Initial Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if an Initial Business Combination is not completed within 24 months after the Public Offering.

Note 8 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2016, there were 40,250,000 shares of Class A (of which 38,481,212 was classified outside of permanent equity) and 10,062,500 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2016, there were no shares of preferred stock issued or outstanding.

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

As indicated in the accompanying financial statements, at September 30, 2016, we had $1,037,822 in cash and cash equivalents. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from April 20, 2016 (inception) to September 30, 2016, we had a net loss of $65,190. Our entire activity from April 20, 2016 through September 30, 2016, consisted of formation and preparation for the Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on July 20, 2016, our normal operating costs included costs associated with our search for the business combination, costs associated with our governance and public reporting, state franchise taxes and charges of $10,000 per month from our Sponsor for administrative services.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $225,000 (out of $300,000 that was available) loaned by the Sponsor. This Note was non-interest bearing and was paid in full on July 20, 2016 in connection with closing of the Public Offering.

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

Prior to the completion of our Initial Business Combination, we will have available to us the $1,037,822 of cash and cash equivalents on our balance sheet. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We are also entitled to up to $1,000,000 in interest from the Trust Account to be used for working capital purposes. The amount of interest available to us from the Trust Account may be less than $1,000,000 as a result of the current interest rate environment. As of September 30, 2016 our interest income in the Trust Account is $93,223.

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

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations through July 20, 2018. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Contractual Obligations

At September 30, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On July 14, 2016, in connection with the Public Offering, we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company had outstanding warrants to purchase 20,116,667 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $22,697,678 (including $22,137,500 in underwriters' fees), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriters’ discount were charged to additional paid in capital upon closing of the Public Offering on July 20, 2016.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

At September 30, 2016, the Company had no material deferred tax assets.

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

Accordingly, at September 30, 2016, 38,481,212 of the 40,250,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements

The Company complies with the reporting requirements of FASB Accounting Standards Update (“ASU”) 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows and stockholders equity. Early application of each of the amendments is permitted for any annual reporting periods or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For private entities and emerging growth companies under the JOBS Act, the amendments are effective for annual reporting periods beginning after December 15, 2015. The Company has adopted and incorporated the methodologies prescribed by ASU 2014-10 in the accompanying financial statements.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern” (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted and incorporated the methodologies prescribed by ASU 2014-15, in the accompanying financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2016, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on April 20, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Sponsor purchased an aggregate of 6,700,000 Private Placement Warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of the Public Offering. Each Private Placement Warrant is exercisable for one whole share of the Company’s Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants are substantially similar to the warrants underlying the Units issued in our Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

In connection with the Public Offering, the Company incurred offering costs of $22,697,678 (including an underwriting discount of $8,050,000 and a Deferred Discount of $14,087,500). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor loaned the Company $225,000 (out of $300,000 that was available). This Note was non-interest bearing and were paid in full on July 20, 2016 in connection with closing of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $14,087,500 in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $403,962,822 of which $402,500,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,462,822 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of September 30, 2016 cash and cash equivalents held outside the Trust Account was $1,037,822. The net proceeds of the Public Offering and the sale of the Private Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

CONYERS PARK ACQUISITION CORP.

Dated: November 14, 2016	/s/ David J. West
Name: David J. West Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	/s/ Brian K. Ratzan
Name: Brian K. Ratzan Title: Chief Financial Officer (Principal Financial and Accounting Officer)

