Form 10-K
period 2016-12-31
Conyers Park Acquisition Corp.
filed 2017-03-31
CIK 1672985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-37509

CONYERS PARK ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-2349205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Greenwich Office Park, 2nd Floor Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 429-2211

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one share of Class A Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on July 15, 2016 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A Common Stock”) and warrants began trading on the NASDAQ Capital Market on September 6, 2016. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 31, 2016, as reported on the NASDAQ Capital Market, was $411,348,300.

As of March 30, 2017, 40,250,000 shares of the Company’s Class A Common Stock (which includes Class A Common Stock that are underlying the Company’s Units) and 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 (the “Class B Common Stock”) were issued and outstanding.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company” or “our company” are to Conyers Park Acquisition Corp.;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team have purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“sponsor” are to Conyers Park Sponsor LLC, a Delaware limited liability company and an affiliate of Centerview Capital;

●	“founder shares” are to shares of our Class B common stock, 10,062,500 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering and the shares of our Class A common stock issued upon the conversion thereof;

●	“Centerview Capital” are to Centerview Capital Holdings LLC, a Delaware limited liability company and its affiliates;

●	“Centerview Capital Consumer” are collectively to (i) the consumer private equity investment business sponsored by Centerview Capital, and (ii) the various entities and funds that are engaged in such business;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement (the “Private Placement”) simultaneously with the closing of our initial public offering; and

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated as a Delaware corporation on April 20, 2016 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

Objective and Business Opportunity

While we may pursue an acquisition opportunity in any industry or sector, we are focused on the consumer sector and consumer-related businesses, which complements our management team’s expertise and which will benefit from our operational value add. We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the business post-business combination. Not only does our management team bring a combination of operating, investing, financial and transaction experience, but also has worked closely together in the past at multiple consumer companies, creating value for shareholders.

Our acquisition and value creating strategy is to identify, acquire and build a company in the consumer sector that complements the experience of our management team and can benefit from its operational expertise. After our initial business combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk adjusted returns for our stockholders. We will leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the consumer sector could effect a positive transformation or augmentation of existing businesses to improve their overall value.

We believe that companies operating in the consumer sector have characteristics which make them attractive investments. Many companies in the consumer industry generate high margins and strong free cash flow, maintain operational stability throughout economic cycles, and serve as good platforms for future acquisitions. Furthermore, these companies can create significant value by introducing new products and/or services to the marketplace, growing distribution, and building brands that resonate in households worldwide. Our management team has executed on these growth strategies throughout their careers.

Recently, many large consumer companies have announced plans to cut costs and divest non-core brands, which is expected to result in the sale of assets. All members of our management team have had extensive experience undertaking mergers and acquisitions and overseeing business integration and synergy realization. We believe that our management team of consumer industry veterans is uniquely capable of identifying attractive businesses, executing acquisitions, and adding value post deal completion.

Our management team is led by James M. Kilts, our Executive Chairman, and David J. West, our Chief Executive Officer. Mr. Kilts’ and Mr. West’s careers have centered on identifying and implementing value creation initiatives within the consumer industry. They have collectively created approximately $50 billion in shareholder value throughout their combined 70+ year careers in the consumer industry by relying on what we believe to be tried-and-true management strategies: cost management and productivity enhancement, and reinvesting the savings behind product innovation, marketing, and brand building.

Mr. Kilts is a renowned leader in the consumer industry, with over 40 years of experience leading a range of companies and iconic brands. Mr. Kilts served as Chairman of the Board, Chief Executive Officer and President of The Gillette Company, or Gillette, from 2001 until it merged with The Procter & Gamble Company in 2005; at that time he became Vice Chairman of the Board of The Procter & Gamble Company. Before Mr. Kilts joined Gillette, the company’s sales had been flat for 4 years, and it had missed earnings estimates for 14 consecutive quarters. Mr. Kilts took steps to rebuild the management team, cut costs and reinvest the savings in innovation and marketing. During his tenure as Chief Executive Officer, Mr. Kilts oversaw the creation of approximately $30 billion in equity value for Gillette’s public shareholders, with Gillette’s share price appreciating 110% while the S&P 500 declined 3% over the same time period. Under Mr. Kilts’ leadership, Gillette rejoined the top ranks of consumer products companies as sales increased an average of 9% each year. The Harvard Business Review cited Mr. Kilts’ leadership as the driving force behind Gillette’s turnaround. Prior to Gillette, Mr. Kilts served as President and Chief Executive Officer of the Nabisco Company, or Nabisco, from 1998 until its acquisition by The Philip Morris Companies in 2000. Before joining Nabisco, Mr. Kilts was an Executive Vice President of The Philip Morris Companies from 1994 to 1997 and headed the Worldwide Food group. In that role, Mr. Kilts was responsible for integrating Kraft and General Foods and for shaping the group’s domestic and international strategy. Mr. Kilts had previously served as President of Kraft USA and Oscar Mayer. More recently, Mr. Kilts served as Chairman of the Board of Nielsen Holdings N.V. from 2009 to 2014, during which time Mr. Kilts worked closely with management to defend key existing customers and win new business. During their investment period, the investor group’s equity value creation was nearly $7 billion.

Mr. West is an established leader in the consumer industry, with nearly 30 years of experience leading a range of companies and well-known brands. Mr. West served as Chief Executive Officer and President of Big Heart Pet Brands (formerly Del Monte Foods) from 2011 to 2015. Mr. West worked closely with Mr. Kilts during this time period, as Mr. Kilts was Chairman of the Board of Big Heart Pet Brands. Mr. West repositioned the business to focus on growth and innovation, enhance distribution, and develop a marketing culture to focus on brands and products. The J. M. Smucker Company purchased Big Heart Pet Brands in March 2015. During his tenure as Chief Executive Officer of Big Heart Pet Brands, Mr. West oversaw the creation of approximately $2 billion of equity value for investors. Prior to joining Big Heart Pet Brands, Mr. West served as the Chief Executive Officer, President and a director of The Hershey Company, or Hershey, from 2007 to 2011. Under Mr. West’s leadership, Hershey enjoyed net sales and profit growth and strong shareholder returns, and was recognized as one of the World’s 100 Most Innovative Companies by Forbes Magazine in 2011. Under Mr. West’s leadership, Hershey enjoyed strong profits, net sales growth and shareholder returns, and was recognized as one of the World’s 100 Most Innovative Companies by Forbes Magazine in 2011. The success created by Mr. West’s leadership led to public shareholders of Hershey experiencing more than $5 billion of equity value creation during his tenure. Hershey’s share price appreciated 68% during this time period, while the S&P 500 grew 0%. Prior to joining Hershey in 2001, Mr. West spent 14 years with Nabisco, where he worked closely with Mr. Kilts during Mr. Kilts’ tenure as Chief Executive Officer.

Our sponsor is an affiliate of Centerview Capital. Founded in 2006, Centerview Capital sponsors multiple investment funds, including consumer (also known as Centerview Capital Consumer) and technology funds. Our management team, including James M. Kilts, David J. West and Brian K. Ratzan, are all partners at Centerview Capital Consumer. Mr. Ratzan, our Chief Financial Officer, brings over 20 years of private equity investing experience. The deep operating experience of Mr. Kilts and Mr. West complement Mr. Ratzan’s financial and transactional expertise to create a team capable of identifying attractive investments and executing deals in the consumer sector. Centerview Capital Consumer has made investments across the consumer industry spectrum, including the food and beverage, household/personal care, and consumer services sectors. Centerview Capital Consumer has a track record of identifying high-quality assets, businesses and management teams. Centerview Capital is associated with Centerview Partners. Certain partners of Centerview Partners are partners (either directly or indirectly) in the ultimate general partner and the manager of Centerview Capital Consumer’s investment funds, and serve on Centerview Capital Consumer’s investment committee. Centerview Partners is a leading independent investment banking and advisory firm which provides advice on mergers and acquisitions, financial restructurings, valuation, and capital structure to companies, institutions and governments. Since the founding of Centerview Partners in 2006, the firm has advised on over $1 trillion of transactions. Centerview Partners’ clients include over 20% of the 50 largest companies in the world by market capitalization, including many of the world’s most influential consumer companies, which we believe further broaden our reach and network of deal contacts.

Our management team’s proprietary deal sourcing network, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the extensive global industry and geographical reach of Centerview Capital Consumer and Centerview Partners, enables us to pursue a broad range of opportunities across the entire consumer sector. Our management believes that its ability to identify and implement operational value creation initiatives will remain central to its differentiated acquisition strategy. Additionally, our network and current affiliations allow us to lean heavily on an existing infrastructure of resources that will assist in due diligence and ultimately structuring an acquisition.

With respect to the foregoing examples, past performance by our management team or Centerview Capital Consumer is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s or Centerview Capital Consumer’s performance as indicative of our future performance. None of our officers or directors have had experience with blank check companies or special purpose acquisition corporations in the past.

Strategy and Execution

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies that we believe:

●	have market and/or cost leadership positions in their respective consumer niches and would benefit from our extensive networks and insights within the consumer sector;

●	provide enduring products or services, with the potential for revenue, market share and/or distribution improvements;

●	are fundamentally sound companies that are not operating at their full potential but offer compelling value;

●	offer the opportunity for our management team to partner with established management teams or business owners to achieve long-term strategic and operational excellence;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

●	will offer an attractive risk-adjusted return for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We have utilized and plan to continue to utilize the network and industry experience of Mr. Kilts, Mr. West, Mr. Ratzan, our sponsor and their affiliates, and our association with Centerview Partners in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s:

●	extensive experience in both investing in and operating across the consumer sector;

●	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

●	relationships with sellers, financing providers and target management teams; and

●	experience in executing transactions in the consumer sector under varying economic and financial market conditions.

We expect these networks will continue to provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition to the above, all of our executive officers have fiduciary and contractual duties to Centerview Capital Consumer and to certain companies in which Centerview Capital Consumer has invested. As a result, our officers will have a duty to offer acquisition opportunities to certain Centerview Capital Consumer funds before we can pursue such opportunities. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination. In addition, our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our executive officers have time and attention requirements for private investment funds of which affiliates of Centerview Capital Consumer are the investment managers.

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required timeframe.

Significant Activities Since Inception

On July 20, 2016, we consummated our initial public offering of 40,250,000 units (“Public Units”), including the full exercise of the underwriters’ over-allotment option of 2,750,000 units (the “Over-Allotment Units”; collectively with the Public Units, the “Units”). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A Common Stock”), and one-third of one warrant (“Public Warrant”), to purchase one share of Class A Common Stock. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $402,500,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering and the sale of the Units, we consummated the private placement (“Private Placement”) of 6,700,000 warrants (“Placement Warrants”) at a price of $1.50 per Placement Warrant, issued to our Sponsor, generating total proceeds of $10,050,000.

Approximately $402.5 million of the net proceeds from the IPO (including the over-allotment) and the private placements with our Sponsor were deposited in a trust account established for the benefit of our public stockholders.

Our units began trading on July 20, 2016 on the NASDAQ Capital Market under the symbol “CPAAU”. Commencing on September 2, 2016, the securities comprising the units began separate trading. The units, common stock, and warrants are trading on the NASDAQ Capital Market under the symbols “CPAAU,” “CPAA” and “CPAAW,” respectively.

Initial Business Combination

NASDAQ rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria.

We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Centerview Capital and/or one or more investors in funds managed by Centerview Capital. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. They may waive such specified future issuance due to (but not limited to) the following: (i) closing conditions which are part of the initial business combination; (ii) during negotiations with Class A stockholders on structuring an initial business combination; (iii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination currently in the amount of $ 388,707,087, after payment of $14,087,500 of deferred underwriting fees before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that those additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as such purchases will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to purchase will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 15,093,750, or 37.5%, of the 40,250,000 public shares outstanding to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 10% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholders meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until July 20, 2018.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that if we do not complete our initial business combination by July 20, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by July 20, 2018.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by July 20, 2018. However, if our initial stockholders acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by July 20, 2018.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 20, 2018, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $954,102 of proceeds held outside the trust account (as of December 31, 2016), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay up to $1,000,000 of our working capital requirements as well as to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. The amount of interest available to us from the trust account may be less than $1,000,000 as a result of the current interest rate environment.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $954,102 of proceeds held outside the trust account (as of December 31, 2016) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by July 20, 2018 may be considered a liquidating distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by July 20, 2018, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by July 20, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following July 20, 2018 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers and investment bankers) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by July 20, 2018 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the year ending December 31, 2017 as required by the Sarbanes-Oxley Act. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or the Nasdaq rules or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law or the NASDAQ rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, after approval of our board, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, after approval of our board, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 15,093,750, or 37.5%, of the 40,250,000 public shares outstanding to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, after approval of our board, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you were not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 20, 2018. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by July 20, 2018. We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 20, 2018 and (iii) the redemption of our public shares if we are unable to complete an initial business combination by July 20, 2018, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by July 20, 2018 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 20, 2018 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 10% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 10% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until July 20, 2018, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 20, 2018, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until July 20, 2018; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $954,102 (as of December 31, 2016) will be available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to such stockholders, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement related to our initial business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 20, 2018; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 20, 2018 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following July 20, 2018 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers and investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 20, 2018 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business in the consumer sector, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Past performance by Centerview Capital Consumer, including our management team, may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, Centerview Capital Consumer and its affiliates is presented for informational purposes only. Past performance by Centerview Capital Consumer, including our management team, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Centerview Capital Consumer’s or our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Most of our officers or directors have not had experience with blank check companies or special purpose acquisition corporations in the past.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 159,750,000 and 9,937,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock, which amount is not currently determinable. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Centerview Capital Consumer, which is an investment manager to various private investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining whether a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Centerview Capital and/or one or more investors in funds managed by Centerview Capital. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Centerview Capital Consumer is focused on investments in the consumer sector. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Centerview Capital and/or one or more investors in funds managed by Centerview Capital. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Centerview Capital and/or one or more investors in funds managed by Centerview Capital. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties. Accordingly, such persons or entities may have a conflict between their interests and ours.

In addition, any specified future issuance in connection with an Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B common stock, which, unless waived, would result in an adjustment to the conversion ratio of our Class B common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock currently outstanding plus all shares issued in the specified future issuances. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In April 2016, our sponsor purchased an aggregate of 10,062,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In June 2016, our sponsor transferred 25,000 founder shares to each of Ms. Ghez and Messrs. Daley, Healey and Montgomery, our independent directors. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,700,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $10,050,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $402,500,000 is available to complete our initial business combination and pay related fees and expenses (which includes up to approximately $14,087,500, for the payment of deferred underwriting commissions).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time required to complete an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the period of time required to complete an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions sometimes requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or NASDAQ rules. Our initial stockholders, who collectively beneficially own up to 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 20, 2018, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants are sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our working capital requirements (up to $1,000,000 in the aggregate) as well as franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without warrant holders’ approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a holder (i) to exercise such warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so, (ii) to sell such warrants at the then-current market price when the holder might otherwise wish to hold such warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 13,416,667 shares of Class A common stock as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase an aggregate of 6,700,000 shares of Class A common stock at $11.50 per share. Prior to our initial public offering, our sponsor purchased an aggregate of 10,062,500 founder shares in a private placement. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have 300 round lot holders. We may not be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are currently listed on NASDAQ, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. As long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to consumer sector companies.

Business combinations with companies in the consumer sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	An inability to manage rapid change, increasing consumer expectations and growth;

●	An inability to build strong brand identity and improve customer satisfaction and loyalty;

●	Limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, that could cause a loss in revenue and any competitive advantage;

●	The high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;

●	An inability to attract and retain customers;

●	An inability to license or enforce intellectual property rights on which our business may depend;

●	Seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

●	An inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	Dependence of our operations upon third-party suppliers whose failure to perform adequately could disrupt our business;

●	Our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;

●	We may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;

●	Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations; and

●	Our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the consumer sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 3 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831. Our executive offices are provided to us by an affiliate of our sponsor. Beginning July 14, 2016, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A Common Stock and warrants are each traded on the NASDAQ Capital Market under the symbols “CPAAU,” “CPAA” and “CPAAW, respectively. Our units commenced public trading on July 15, 2016, and our Class A Common Stock and warrants commenced public trading on September 6, 2016.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, Class A Common Stock and warrants as reported on the NASDAQ Capital Market for the period from July 20, 2016 through December 31, 2016.

Year Ended December 31, 2016	Units		Class A Common Stock		Warrants
	Low	High	Low	High	Low	High
July 15, 2016 through September 30, 2016	$10.21	$10.08	$10.00	$10.98	$1.25	$1.575
October 1, 2016 through December 31, 2016	$10.07	$11.40	$10.00	$10.00	$1.25	$4.23

On March 30, 2017 our Class A Common Stock had a closing price of $10.68, our warrants had a closing price of $2.50 and our units had a closing price of $11.22.

(b) Holders

On March 30, 2016, there was 1 holder of record of our units, 1 holder of record of our Class A Common Stock. 5 holders of our Class B Common Stock and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report as of December 31, 2016 and for the period from April 20, 2016 (inception) through December 31, 2016. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

Statement of Operations Data:

For the Period From
April 20, 2016
(Inception) to
December 31, 2016
Revenues	$-
General and administrative expenses	487,090
Loss from operations	(487,090)
Interest income	294,587
Net loss	$(192,503)

Per Share Data:
Weighted average number of shares outstanding: basic and diluted	11,201,093
Net loss per common share: basic and diluted	$(0.02)

Balance Sheet Data:

As of
December 31, 2016
Working capital(1)	$977,732
Total assets(2)	404,085,147
Total liabilities	14,400,328
Class A common stock subject to possible redemption; 38,468,481 (at redemption value of $10.00 per share)	384,684,810
Total stockholders’ equity(3)	5,000,009

(1) Includes $954,102 in cash held outside of the Trust Account, plus $336,458 of other current assets, less $312,828 of current liabilities.

(2) Includes $402,794,587 held in Trust Account, plus $954,102 in cash held outside of the Trust Account, plus $336,458 of other current assets.

(3) Excludes 38,468,481 shares of Class A common stock subject to possible redemption (at a redemption value of $10.00 per share).

Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a newly organized blank check company incorporated as a Delaware corporation on April 20, 2016 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of warrants that occurred simultaneously with the consummation of the initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B Common Stock resulted in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2016, we had $954,102 in cash and cash equivalents. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from April 20, 2016 (inception) to December 31, 2016, we had a net loss of $192,503. Our entire activity from April 20, 2016 through December 31, 2016, consisted of formation and preparation for our initial public offering and since our initial public offering, the search for a target business with which to consummate an initial business combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of our initial public offering on July 20, 2016, our normal operating costs included costs associated with our search for the business combination, costs associated with our governance and public reporting, state franchise taxes and charges of $10,000 per month from our Sponsor for administrative services.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by the sponsor, and a total of $225,000 (out of $300,000 that was available) loaned by the sponsor. This Note was non-interest bearing and was paid in full on July 20, 2016 in connection with closing of our initial public offering.

On July 20, 2016, we consummated our initial public offering in which we sold 40,250,000 Units at a price of $10.00 per Unit (including the full exercise of the underwriter’s overallotment option) generating gross proceeds of $402,500,000 before underwriting discounts and expenses. The sponsor purchased an aggregate of 6,700,000 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with our initial public offering. In connection with our initial public offering, we incurred offering costs of $22,697,678 (including an underwriting discount of $8,050,000 and a Deferred Discount of $14,087,500). Other incurred offering costs consisted principally of formation and preparation fees related to our initial public offering. A total of $402,500,000 of the net proceeds from our initial public offering and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

As of December 31, 2016, we have available to us the $954,102 of cash and cash equivalents on our balance sheet. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We are also entitled to up to $1,000,000 in interest from the trust account to be used for working capital purposes. The amount of interest available to us from the trust account may be less than $1,000,000 as a result of the current interest rate environment. As of December 31, 2016 our interest income in the trust account is $294,587.

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

We expect that we have sufficient resources subsequent to our initial public offering to fund our operations through July 20, 2018. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Contractual Obligations

At December 31, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On July 14, 2016, in connection with our initial public offering, we entered into an Administrative Services Agreement with our sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to underwriting commissions of 5.5%, of which 2.0% ($8,050,000) was paid at the closing of our initial public offering, and 3.5% ($14,087,500) has been deferred. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as its critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2016, we had outstanding warrants to purchase 20,116,667 shares of common stock. For the period presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

We comply with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $22,697,678 (including $22,137,500 in underwriters’ fees), consisting principally of costs incurred in connection with formation and preparation for our initial public offering. These costs, together with the underwriters’ discount were charged to additional paid in capital upon closing of our initial public offering on July 20, 2016.

Income Taxes

We follow the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2016. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

At December 31, 2016, we had no material deferred tax assets.

Redeemable Common Stock

All of the 40,250,000 Class A Common Stock sold as parts of the Units in our initial public offering contain a redemption feature which allows for the redemption of Class A Common Stock under our Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we have not specified a maximum redemption threshold, our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

We will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Common Stock shall be affected by charges against additional paid in capital.

Accordingly, at December 31, 2016, 38,468,481 of the 40,250,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern” (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. We have adopted and incorporated the methodologies prescribed by ASU 2014-15, in the accompanying financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2016, our efforts have been limited to organizational activities, activities relating to our initial public offering and since our initial public offering, the search for a target business with which to consummate an initial business combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on April 20, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-13 comprising a portion of this Report.

Supplementary Data (unaudited)

Following are the Company’s unaudited quarterly statements of operations for the period from April 20, 2016 (Inception) through June 30, 2016 and the quarters ended September 30, 2016 and December 31, 2016. The Company has prepared the quarterly data on a consistent basis with the audited financial statements included elsewhere in this Report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Report. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

	For the Period From
	April 20, 2016	For the Three	For the Three
	(Inception) to	Months Ended	Months Ended
	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$-	$-	$-
General and administrative expenses	2,000	156,413	328,677
Loss from operations	(2,000)	(156,413)	(328,677)
Interest income	-	93,223	201,364
Net loss	$(2,000)	$(63,190)	$(127,313)

Weighted average number of shares outstanding:
Basic and diluted	10,062,500	11,461,832	11,831,426

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
James M. Kilts	68	Executive Chairman of the Board of Directors
David J. West	54	Chief Executive Officer and Director
Brian K. Ratzan	46	Chief Financial Officer and Director
Clayton C. Daley Jr.	65	Director and Chairman of the Audit Committee and Compensation Committee
Nomi P. Ghez	70	Director
James E. Healey	75	Director
Robert G. Montgomery	63	Director

James M. Kilts, our Executive Chairman since inception, is a renowned leader in the consumer industry, with over 40 years of experience leading a range of companies and iconic brands. Mr. Kilts is the Founding Partner of Centerview Capital Consumer, founded in 2006. Previously, Mr. Kilts served as Chairman of the Board, Chief Executive Officer and President of Gillette from 2001 until it merged with The Procter & Gamble Company in 2005; at that time he became Vice Chairman of the Board of The Procter & Gamble Company. Before Mr. Kilts joined Gillette, the company’s sales had been flat for 4 years, and it had missed earnings estimates for 14 consecutive quarters. Mr. Kilts took steps to rebuild the management team, cut costs and reinvest the savings in innovation and marketing. During his tenure as Chief Executive Officer, Mr. Kilts oversaw the creation of approximately $30 billion in equity value for Gillette’s public shareholders. Gillette’s share price appreciated 110% during Mr. Kilts’ tenure, while the S&P 500 declined 3% over the same time period. Under Mr. Kilts’ leadership, Gillette rejoined the top ranks of consumer products companies as sales increased an average of 9% each year. The Harvard Business Review cited Mr. Kilts’ leadership as the driving force behind Gillette’s turnaround. Prior to Gillette, Mr. Kilts served as President and Chief Executive Officer of Nabisco from 1998 until its acquisition by the Philip Morris Companies in 2000. Before joining Nabisco, Mr. Kilts was an Executive Vice President of The Philip Morris Companies from 1994 to 1997 and headed the Worldwide Food group. In that role, Mr. Kilts was responsible for integrating Kraft and General Foods and for shaping the group’s domestic and international strategy. Mr. Kilts had previously served as President of Kraft USA and Oscar Mayer. He also had been Senior Vice President of Strategy and Development, President of Kraft Limited in Canada, and Senior Vice President of Kraft International. Mr. Kilts began his career with General Foods Corporation in 1970. Owing to Mr. Kilts’ successes across the consumer industry, numerous companies seek his business expertise and advice. Mr. Kilts is currently a member of the Board of Directors of MetLife, Inc. where he has served since 2005, Pfizer, Inc., where he has served since 2007, Unifi Inc., where he has served since April 2016, and Nielsen Holdings N.V. Mr. Kilts served as Chairman of the Board of Nielsen Holdings N.V. from January 2011 to January 2014, and Chairman of the Supervisory Board of the Nielsen Company B.V. from 2009 to January 2014. He is also a member of the Board of Overseers of Weill Cornell Medicine. Previously, Mr. Kilts was a member of the Board of Directors of Big Heart Pet Brands from March 2011 to March 2015 (during which time he served as Chairman), MeadWestvaco from 2006 to April 2014, The New York Times Company from 2005 to 2008, May Department Stores from 1998 to 2005, Whirlpool Corporation from 1999 to 2005, Chairman of the Board of the Grocery Manufacturers Association from 2003 to 2005, and Delta Airlines from 2002 to 2004. Mr. Kilts is also a former member of Citigroup’s International Advisory Board. Mr. Kilts received a bachelor’s degree in History from Knox College, Galesburg, Illinois and earned a Master of Business Administration degree from the University of Chicago. We believe Mr. Kilts deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as a Director.

David J. West, our Chief Executive Officer and a Director since inception, is an established leader in the consumer industry, with nearly 30 years of experience leading a range of companies and well-known brands. Mr. West became a partner of Centerview Capital Consumer in May 2016. Prior to joining Centerview Capital Consumer, Mr. West served as Chief Executive Officer and President of Big Heart Pet Brands (formerly known as Del Monte Foods) from August 2011 to March 2015, at that time one of the world’s largest pure-play pet food and treats company whose brands included Meow Mix®, Kibbles ‘n Bits®, Milk-Bone®, and others. Mr. West helped reposition the business to increase focus on growth and innovation, launched new products such as Milk-Bone Brushing Chews®, enhanced specialty pet distribution channels through the acquisition of Natural Balance Pet Foods, and developed a marketing culture to effectively promote products. Mr. West worked closely with Mr. Kilts during this time period, as Mr. Kilts was Chairman of the Board of Big Heart Pet Brands. In February 2014, Mr. West oversaw the sale of Del Monte Foods’ Consumer Products business and changed the company’s name to Big Heart Pet Brands, reflecting its singular focus on pet food and snacks. During his tenure as Chief Executive Officer, Mr. West oversaw the creation of approximately $2 billion of equity value for investors. Big Heart Pet Brands was sold to The J. M. Smucker Company in March 2015, at which time Mr. West served The J. M. Smucker Company as President, Big Heart Pet Food and Snacks until March 2016 and as a Senior Advisor until April 2016. Prior to joining Del Monte Foods, Mr. West served as the Chief Executive Officer, President and a director of Hershey from 2007 to May 2011. Under Mr. West’s leadership, Hershey enjoyed strong profits, net sales growth and shareholder returns, and was recognized as one of the World’s 100 Most Innovative Companies by Forbes Magazine in 2011. During Mr. West’s tenure as Chief Executive Officer, Hershey increased its investment in domestic and international operations, improved the effectiveness of its supply chain and business model, and accelerated its advertising, brand building and distribution programs. During Mr. West’s tenure as Chief Executive Officer, public shareholders of Hershey experienced more than $5 billion of equity value creation. Hershey’s share price appreciated 68% during this time period, while the S&P 500 grew 0%. Prior to his Chief Executive Officer role, Mr. West held various leadership positions at Hershey including Chief Operating Officer, Chief Financial Officer, Chief Customer Officer, and Senior Vice President of Strategy and Business Development. Prior to joining Hershey in 2001, Mr. West spent 14 years with the Nabisco Biscuit and Snacks group, where he held a range of senior positions including Senior Vice President, Finance, and Vice President, Corporate Strategy and Business Planning, a role in which he helped shape and execute Nabisco’s strategy, culminating in the acquisition of Nabisco Holdings Corp. by The Philip Morris Companies in 2000. At Nabisco, Mr. West worked closely with Mr. Kilts during Mr. Kilts’ tenure as Chief Executive Officer. Mr. West was a member of the board of directors of Hershey from 2007 to 2011, Del Monte Foods from 2011 to 2014, Big Heart Pet Brands from 2014 to 2015 and The J. M. Smucker Company from 2015 to 2016. Mr. West received a bachelor of science degree, cum laude, in Business Administration from Bucknell University in Lewisburg, Pennsylvania. We believe Mr. West’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as a Director.

Brian K. Ratzan, our Chief Financial Officer and a Director since inception, has been a Partner of Centerview Capital Consumer since April 2014. Mr. Ratzan has over 20 years of private equity investing experience. Prior to joining Centerview Capital Consumer, Mr. Ratzan was Partner and Head of U.S. Private Equity at Pamplona Capital Management from January 2012 to February 2014. Prior to joining Pamplona, he was Managing Director and Head of Consumer at Vestar Capital Partners, which he joined in 1998. Mr. Ratzan also previously worked at ’21’ International Holdings, a private investment firm and in the Investment Banking Group at Donaldson, Lufkin and Jenrette. Mr. Ratzan previously served on the boards of consumer companies including Del Monte Foods, The Sun Products Corporation (formerly known as Huish Detergents, Inc.), and Birds Eye Foods, Inc. Mr. Ratzan holds a bachelor’s degree in economics from the University of Michigan, where he was a member of Phi Beta Kappa, and a Master of Business Administration degree from Harvard Business School. We believe Mr. Ratzan’s extensive investment management and transactional experience make him well qualified to serve as a Director.

Clayton C. Daley, Jr., one of our directors since July 2016, spent his entire professional career with The Procter & Gamble Company (NYSE:PG), a global consumer packaged goods company, joining the company in 1974. There, he held a number of key accounting and finance positions including Chief Financial Officer and Vice Chairman of Procter & Gamble; Comptroller, U.S. Operations of Procter & Gamble USA; Vice President and Comptroller of Procter & Gamble International; and Vice President and Treasurer of Procter & Gamble. Mr. Daley retired from Procter & Gamble in 2009. Mr. Daley also served as Senior Advisor to TPG Capital until October 2012. Mr. Daley has been a director of SunEdison, Inc.(OTC:SUNEQ), a solar power company, since 2014 and served as a director and was Chair of the Audit Committee and a member of the Compensation and Option Committee of Starwood Hotels & Resorts Worldwide, Inc. (NYSE:HOT), a hotel and leisure company, from 2008 to 2016. He holds a bachelor’s degree in economics from Davidson College and an MBA from Ohio State University. We believe Mr. Daley’s consumer and food industry background, coupled with broad operational experience, make him well qualified to serve as a Director.

Nomi P. Ghez, one of our directors since July 2016, has over 30 years of experience working with consumer companies. Ms. Ghez was affiliated with Goldman Sachs from 1982 to 2003, most recently acting as a senior banker within the consumer sector of Goldman Sachs’ Mergers and Strategic Advisory Division, as well as a Partner and Managing Director. From 1982 to 2000, Ms. Ghez was Goldman Sachs’ food analyst in Investment Research, covering major U.S. and global food and consumer companies. Since 2003, Ms. Ghez has been a co-founding partner of Circle Financial Group, LLC, an integrated private wealth management group of nine professional women. In 2004, she was a Portfolio Manager, Consumer Sector for Perry Capital LLC, a hedge fund. Ms. Ghez has served on the Board of Directors of Lipman Family Farms, a private fresh tomato company, since 2008 and on its Governance and Audit Committee since 2013, and was a Director of Maidenform Brands, Inc. (NYSE: MFB) from 2011 until its sale to HanesBrands (NYSE: HBI) in 2013, serving on its Audit Committee from 2012 to 2013. Ms. Ghez received a B.A. and M.A. from Tel Aviv University and a Ph.D. from New York University. We believe Ms. Ghez’s consumer analyst background, coupled with extensive financial and investment experience, make her well qualified to serve as a Director.

James E. Healey, one of our directors since July 2016, has 40 years of experience in the consumer products industry as a member of senior management, as well as in public accounting. From 1997 to 2000, Mr. Healey was Executive Vice President and Chief Financial Officer of Nabisco Holdings Corp (NYSE: NA) and Senior Vice President and Chief Financial Officer of Nabisco Group Holdings (NYSE: NGH) until their respective sales to Kraft Foods, Inc. and R.J. Reynolds Tobacco, Inc. Prior to this, from 1973 to 1997, he held increasingly senior positions with Best Foods, Inc., now part of Unilever, culminating in his service as Comptroller and Chief Accounting Officer from 1987 to 1994 and as Vice President-Treasurer from 1994 to 1997. He began his career in 1968 as an audit manager in public company practice for KPMG. Since 2001, Mr. Healey has provided consulting services to both public and non-public companies in the areas of investor relations, cost reduction programs and outsourcing of internal audit functions, among others. From 2005 to 2011, he served as a Director, as well as on the Audit Committee and Human Resources Committee, of Sappi Ltd, a then-US-listed paper and pulp producer headquartered in South Africa. From 1990 to 2006, he served on the Board of Directors as Chairman of the Compensation Committee and a member of the Executive and Audit Committee of Interchange Financial Services Corp., until its sale to TD Banknorth in 2006. From 1991 to 1994, Mr. Healey served on the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, responsible to the Financial Accounting Standards Board for the creation of accounting standards. Mr. Healey holds a bachelor’s degree in public accounting from Pace University. We believe Mr. Healey’s consumer industry background, coupled with broad operational experience and public accounting experience, make him well qualified to serve as a Director.

Robert G. Montgomery, one of our directors since July 2016, has 40 years of experience in the consumer package goods industry, including sales, marketing, research and development positions on both an operational and executive level. From 2003 until 2010 he was successively a Senior Vice President, Sales, a Senior Vice President, Sales, Marketing & R & D and an Executive Vice President at BirdsEye Foods, Inc., a privately held frozen foods company. From 1998 to 2003, he served as Vice President of Sales in different divisions of HJ Heinz Company, a global food producer. Prior to this, from 1982 to 1998, he worked at McCain Food, Inc., as Vice President of Sales-Retail. He has held positions at Family Brands, Inc as Vice President of Sales, ConAgra Frozen Food Company as Area Vice President, Sara Lee Corporation as National Sales Planning Manager and Division Sales Manager and Del Monte Corporation as Senior Account Representative. In 2010, Mr. Montgomery founded and since has been a principal of Montgomery Consulting Solutions, a consulting firm specializing in sales, marketing and business strategies in the consumer packaged goods industry. In 2010, Mr. Montgomery also co-founded and since has been a principal of Jurs Montgomery Brokerage, LLC a firm specializing in life insurance, long term care, disability and annuities. In 2016, Mr. Montgomery joined the board of directors of Wyman’s of Maine, a producer of frozen fruit. Mr. Montgomery holds a bachelor’s degree in management from Seton Hall University. We believe Mr. Montgomery’s consumer and food industry background, coupled with broad operational experience, make him well qualified to serve as a Director.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Daley and Healey, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Ghez and Mr. Montgomery, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Kilts, West and Ratzan, will expire at the third annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination (unless we do not consummate our initial business combination prior to December 31, 2017, in which case NASDAQ rules require that we hold an annual meeting prior to December 31, 2017).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

Messrs. Daley, Healey and Ms. Ghez serve as members of our audit committee. Mr. Daley serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Daley, Healey and Ms. Ghez are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Daley qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships they have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Daley, Healey and Ms. Ghez. Mr. Daley serves as Chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our sponsor and reimbursement of expenses, no other compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Daley, Healey and Montgomery and Ms. Ghez. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on July 14, 2016 through the earlier of consummation of our initial business combination and our liquidation, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial support. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 40,250,000 shares of our Class A common stock (which includes Class A Common Stock that are underlying the Company’s Units) and 10,062,500 shares of our Class B common stock outstanding as of March 30, 2017. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class B Common Stock		Class A Common Stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Wellington Management Group LLP(2)	-	-	4,516,298	11.22%	8.98%
T. Rowe Price Associates, Inc.(3)	-	-	4,496,966	11.17%	8.94%
The Baupost Group, L.L.C.(4)	-	-	3,712,500	9.22%	7.38%
Glenhill Advisers, LLC(5)	-	-	2,855,901	7.10%	5.68%
TD Asset Management Inc.(6)	-	-	2,501,900	6.22%	4.97%
Manulife Asset Management Limited(7)	-	-	2,096,512	5.21%	4.17%
Conyers Park Sponsor LLC(8)	9,962,500	99.01%	-	-	19.80%
James M. Kilts(8)	-	-	-	-	-
David J. West(8)	-	-	-	-	-
Brian K. Ratzan(8)	-	-	-	-	-
Clayton C. Daley Jr.	25,000	*	10,000	*	*
Nomi P. Ghez	25,000	*	25,000	*	*
James E. Healey	25,000	*	5,000	*	*
Robert G. Montgomery	25,000	*	-	-	*
All directors and executive officers as a group (7 individuals)	100,000	*	40,000	*	*

*	Less than 1 percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Conyers Park Acquisition Corp., 3 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831.
(2)	As of December 31, 2016, as reported on Schedule 13G. Includes shares of Class A common stock that are part of Units. Wellington Management Company LLP is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington Management Company LLP is an indirect subsidiary of Wellington Management Group LLP. The business address of Welling Management Group LLP, Wellington Group Holdings LLP, Welling Investment Advisors Holdings LLP and Wellington Management Company LLP is 280 Congress Street, Boston, Massachusetts 02210. The shares are owned of record by clients of the following investment advisers directly or indirectly owned by Wellington Management Group LLP (the “Wellington Investment Advisers”): Wellington Management Company LLP, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd and Wellington Management Australia Pty Ltd. These clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP. Wellington Management Group LLP holds shared voting power of 4,173,754 shares of Class A common stock and shares dispositive power over 4,516,298 shares of Class A common stock.

(3)	As of December 31, 2016, as reported on Schedule 13G. T. Rowe Price Associates, Inc. (“Price Associates”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended, The business address of Price Associates is 31 West 52nd Street, 22nd Floor, New York, New York 10019. Price Associates holds sole voting power of 819,133 shares of Class A common stock and sole dispositive power of 4,496,966 shares of Class A common stock. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. With respect to securities owned by any one of the T. Rowe Price Funds, only the custodian for each of such Funds, has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except that the shareholders of each such Fund participate proportionately in any dividends and distributions so paid.
(4)	As of December 31, 2016, as reported on Schedule 13G. The business address of The Baupost Group, L.L.C. (“Baupost”), SAK Corporation and Seth A. Klarman is 10 St. James Avenue, Suite 1700, Boston, MA 02116. Baupost, SAK Corporation and Seth A. Klarman hold shared voting and dispositive power over the shares. Baupost is a registered investment adviser and acts as an investment adviser and general partner to various private investment limited partnerships. The shares were purchased on behalf of certain of such partnerships. SAK Corporation, as the Manager of Baupost, and Mr. Klarman, as the sole shareholder of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13 of the Securities Exchange Act of 1934, as amended, of the securities beneficially owned by Baupost.
(5)	As of December 31, 2016, as reported on Schedule 13G. The business address of Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC and Glenhill Capital Management, LLC (the “Glenhill Entities”) is 600 Fifth Avenue, 11th Floor, New York, New York 10020. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC, and is the sole shareholder of Krevlin Management, Inc. Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC, which is the investment manager of Glenhill Capital Overseas Master Fund, LP and Glenhill Long Fund, LP, each a security holder of the Issuer. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the managing member of Glenhill Long GP, LLC, and is sole shareholder of Glenhill Capital Overseas GP, Ltd. Glenhill Capital Overseas GP, Ltd. is general partner of Glenhill Capital Overseas Master Fund, LP. Glenhill Long GP, LLC is the general partner of Glenhill Long Fund, LP. Glenhill Capital Advisors, LLC is also the investment manager for certain third party accounts for which Units are held and managed by one or more of the Glenhill Entities for the benefit of such third parties. The Glenhill Entities have dispositive power and share certain voting power with respect to such Units, and receive management fees and performance-related fees in connection therewith. Includes shares of Class A common stock that are part of the 630,569 Units held in such third party managed accounts.
(6)	As of December 31, 2016, as reported on Schedule 13G. The business address of TD Asset Management Inc. (“TDAM”) and TDAM USA Inc. (“TDAM USA”) is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2. TDAM individually beneficially owns 2,496,600 shares. TDAM-USA individually beneficially owns 5,300 shares.
(7)	As of December 31, 2016, as reported on Schedule 13G. The business address of Manulife Financial Corporation (“MFC”) and MFC’s indirect, wholly-owned subsidiary Manulife Asset Management Limited (“MAML”) is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5. MAML has beneficial ownership of 2,096,512 shares of Income Trust Units. Through its parent-subsidiary relationship to MAML, MFC may be deemed to have beneficial ownership of these same shares. MAML has sole power to vote or to direct the voting of the shares of Income Trust Units beneficially owned.
(8)	Excludes 6,700,000 shares which may be purchased by exercising warrants that are not presently exercisable. There are five managers of our sponsor’s board of managers, including Messrs. Kilts, West and Ratzan. Each manager has one vote, and the approval of three of the five members of the board of managers is required to approve an action of our sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In April 2016, our sponsor purchased 10,062,500 founder shares for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20.0% of the outstanding shares upon completion of our initial public offering. In June 2016, our sponsor transferred 25,000 founder shares to each of Ms. Ghez and Messrs. Daley, Healey and Montgomery, our independent directors. The 10,062,500 founder shares held by the sponsor prior to the exercise of the over-allotment option included 687,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. Since the underwriters exercised the over-allotment option in full, the sponsor did not forfeit any of its founder shares.

Our sponsor purchased 6,700,000 private placement warrants for a purchase price of $1.50 per whole warrant, or $10,050,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of our initial public offering and the closing of the over-allotment option for our initial public offering. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. Warrants may be exercised only for a whole number of shares of Class A common stock. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors current have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with Centerview Capital and/or one or more investors in funds managed by Centerview Capital, which we refer to as an “Affiliated Joint Acquisition.” Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

We have entered into an Administrative Services Agreement with Centerview Capital Consumer Investors LLC, an affiliate of our sponsor, pursuant to which we will pay a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Although we believe that Centerview Partners, an independent investment banking and advisory firm associated with Centerview Capital, will serve as a valuable potential source of acquisition opportunities, neither Centerview Partners nor any of its directors, officers or affiliates is under any fiduciary or contractual obligation to do so or to otherwise assist us with our business, and neither this offering nor the conduct of our business will in any way restrict or limit the conduct by Centerview Partners of its business. In addition, we may pay Centerview Partners a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination in the event that it should be retained to provide such services. The amount of any fee we pay to Centerview Partners will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Prior to our initial public offering, our sponsor provided an aggregate of $225,000 to us under an unsecured promissory note and in advances, to be used for a portion of the expenses of our initial public offering. These loans and advances were non-interest bearing, unsecured and were repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the costs and expenses of filing any such registration statements.

Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. A summary of such policies and procedures is set forth below.

Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for us to enter into the transaction;

●	whether the transaction would impair the independence of an outside director;

●	whether the transaction would present an improper conflict of interest for any director or executive officer; and

●	any pre-existing contractual obligations.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Daley, Healey, Montgomery and Ms. Ghez are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2016, including services in connection with our initial public offering totaled $65,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2016, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Withum for tax planning and tax advice during the year ended December 31, 2016.

All Other Fees. We did not pay Withum for other services during the year ended December 31, 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 14, 2016, between the Company, on the one hand, and Deutsche Bank Securities Inc. and Goldman, Sachs & Co. as representatives of the underwriters, on the other hand (1)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 14, 2016, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Promissory Note, dated April 21, 2016, issued to Conyers Park Sponsor LLC. (2)
10.2	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated July 14, 2016, between the Company and Continental Stock Transfer & Trust Company. (1)
10.4	Registration Rights Agreement, dated July 14, 2016, between the Company and certain security holders. (1)
10.5	Securities Subscription Agreement, dated April 29, 2016, between the Registrant and Conyers Park Sponsor LLC. (2)
10.7	Amended and Restated Sponsor Warrants Purchase Agreement, dated July 14, 2016 among the Company and Conyers Park Sponsor LLC. (1)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Services Agreement, dated July 14, 2016, by and between the Company and Centerview Capital Consumer Investors LLC.(1)
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 20, 2016.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 20, 2016.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Conyers Park Acquisition Corp.

We have audited the accompanying balance sheet of Conyers Park Acquisition Corp. (the “Company”), as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 20, 2016 (inception) to December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Conyers Park Acquisition Corp. as of December 31, 2016, and the results of its operations and its cash flows for the period from April 20, 2016 (inception) to December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC

Morristown, New Jersey

March 31, 2017

Conyers Park Acquisition Corp.

Balance Sheet

As of December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$954,102
Prepaid expenses	336,458
Total current assets	1,290,560
Investments held in trust account	402,794,587
Total assets	$404,085,147

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$1,404
Accounts payable - related party	185,424
Accrued franchise tax	126,000
Total current liabilities	312,828
Deferred underwriting compensation	14,087,500
Total liabilities	14,400,328

Class A common stock subject to possible redemption; 38,468,481 (at redemption value of $10.00 per share)	384,684,810

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,781,519 shares issued and outstanding (excluding 38,468,481 shares subject to redemption)	178
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 issued and outstanding	1,006
Additional paid-in-capital	5,191,328
Accumulated deficit	(192,503)
Total stockholders’ equity	5,000,009
Total liabilities and stockholders’ equity	$404,085,147

See accompanying notes to financial statements

F-2

Conyers Park Acquisition Corp.

Statement of Operations

For the Period From
April 20, 2016
(Inception) to
December 31, 2016
Revenues	$-
General and administrative expenses	487,090
Loss from operations	(487,090)
Interest income	294,587
Net loss	$(192,503)

Weighted average number of shares outstanding:
Basic and diluted	11,201,093

Net loss per common share:
Basic and diluted	$(0.02)

See accompanying notes to financial statements

Conyers Park Acquisition Corp.

Statement of Changes in Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 20, 2016 (date of inception)	-	$-	-	$-	$-	$-	$-
Sale of Class B common stock to Sponsor	-	-	10,062,500	1,006	23,994	-	25,000
Sale of Class A common stock to public	40,250,000	4,025	-	-	402,495,975	-	402,500,000
Sale of 6,700,000 Private Placement Warrants to Sponsor	-	-	-	-	10,050,000	-	10,050,000
Underwriters’ discount and offering costs	-	-	-	-	(22,697,678)	-	(22,697,678)
Class A common stock subject to possible redemption	(38,468,481)	$(3,847)	-	-	(384,680,963)	-	(384,684,810)
Net loss	-	-	-	-	-	(192,503)	(192,503)
Balance at December 31, 2016	1,781,519	$178	10,062,500	$1,006	$5,191,328	$(192,503)	$5,000,009

See accompanying notes to financial statements

Conyers Park Acquisition Corp.

Statement of Cash Flows

For the Period From April 20, 2016 (Inception) to December 31, 2016

Cash flows from operating activities:
Net loss	$(192,503)
Changes in prepaid expenses	(336,458)
Changes in accounts payable and accrued expenses	1,404
Changes in accounts payable - related party	185,424
Changes in accrued franchise tax	126,000
Net cash used by operating activities	(216,133)

Cash flows from investing activities:
Cash deposited in Trust Account	(402,500,000)
Interest earned in Trust Account	(294,587)
Net cash used by investing activities	(402,794,587)

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	402,500,000
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from sale of Private Placement Warrants to Sponsor	10,050,000
Payment of underwriters’ discount	(8,050,000)
Payment of offering costs	(560,178)
Net cash provided by financing activities	403,964,822

Increase in cash	954,102
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$954,102

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,087,500

See accompanying notes to financial statements

Conyers Park Acquisition Corp.

Notes to Financial Statements

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

At December 31, 2016, the Company had not commenced any operations. All activity for the period from April 20, 2016 (Inception) through December 31, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Liquidity

As of December 31, 2016, the Company had a balance of cash and cash equivalents of approximately $954,000, which excludes interest income available to the Company for tax obligations of approximately $295,000 from the Company’s investments in the Trust account.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial business combination. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs for the next twelve months. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2016, the Company had outstanding warrants to purchase 20,116,667 shares of common stock. For the period presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $22,697,678 (including $22,137,500 in underwriters’ fees), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriters’ discount were charged to additional paid in capital upon closing of the Public Offering on July 20, 2016.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at December 31, 2016, 38,468,481 of the 40,250,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Accounts Payable - Related Party

As of December 31, 2016, the Company had a balance of $185,424 payable to related parties for expenses paid on behalf of the Company in the amount of $125,424 and $60,000 payable under the administrative support agreement. These borrowings are non-interest bearing, unsecured and due on demand.

Note 5 — Investments Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $402,500,000 was placed in the Trust Account. At December 31, 2016, funds in the Trust Account totaled $402,794,587 and were held in investment securities and cash, with investment securities consisting only of money market funds meeting certain conditions under Rule 2a- 7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

		Quoted Prices	Significant Other	Significant Other
	December 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Investments in money market fund held in Trust Account	$402,794,587	$402,794,587	$-	$-
Total	$402,794,587	$402,794,587	$-	$-

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

Note 8 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2016, there were 40,250,000 shares of Class A (of which 38,468,481 was classified outside of permanent equity) and 10,062,500 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2016, there were no shares of preferred stock issued or outstanding.

Outstanding Warrants

The Company issued warrants to purchase 13,416,667 shares of Class A common stock as part of the units sold in the Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, the Company issued Private Placement Warrants to purchase an aggregate of 6,700,000 shares of Class A common stock at $11.50 per share. At December 31, 2016, the Company had outstanding warrants to purchase 20,116,667 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2017	CONYERS PARK ACQUISITION CORP.

	By:	/s/ David J. West
	Name:	David J. West
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David J. West	Chief Executive Officer and Director	March 31, 2017
David J. West	(Principal Executive Officer)

/s/ Brian K. Ratzan	Chief Financial Officer and Director	March 31, 2017
Brian K. Ratzan	(Principal Financial and Accounting Officer)

/s/ James M. Kilts	Executive Chairman of the Board of Directors	March 31, 2017
James M. Kilts

/s/ Clayton C. Daley, Jr.	Director	March 31, 2017
Clayton C. Daley, Jr.

/s/ Nomi P. Ghez	Director	March 31, 2017
Nomi P. Ghez

/s/ James E. Healey	Director	March 31, 2017
James E. Healey

/s/ Robert G. Montgomery	Director	March 31, 2017
Robert G. Montgomery