Form 10-Q
period 2017-03-31
Conyers Park Acquisition Corp.
filed 2017-05-12
CIK 1672985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2017, there were 40,250,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A Common Stock”) and 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 (the “Class B Common Stock”) issued and outstanding.

Conyers Park Acquisition Corp.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Conyers Park Acquisition Corp.
CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS:	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	701,522	$954,102
Prepaid expenses	283,333	336,458
Total current assets	984,855	1,290,560
Investments held in Trust Account	403,146,657	402,794,587
Total assets	404,131,512	404,085,147

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	41,209	1,404
Accounts payable - related party	302,006	185,424
Accrued franchise and income taxes	106,400	126,000
Total current liabilities	449,615	312,828
Deferred underwriting compensation	14,087,500	14,087,500
Total liabilities	14,537,115	14,400,328

Class A common stock subject to possible redemption; 38,459,439 and 38,468,481 as of March 31, 2017 and December 31, 2016, respectively (at redemption value of $10.00 per share)	384,594,387	384,684,810

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding as of March 31, 2017 and December 31, 2016	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,790,561 and 1,781,519 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively (excluding 38,459,439 and 38,468,481 shares subject to redemption as of March 31, 2017 and December 31, 2016, respectively)	179	178
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 issued and outstanding as of March 31, 2017 and December 31, 2016	1,006	1,006
Additional paid-in-capital	5,281,750	5,191,328
Accumulated deficit	(282,925)	(192,503)
Total stockholders' equity	5,000,010	5,000,009
Total liabilities and stockholders' equity	404,131,512	404,085,147

See accompanying notes to condensed financial statements.

1

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended
March 31, 2017
Revenues	$-
General and administrative expenses	442,492
Loss from operations	(442,492)
Interest income	352,070
Net loss	$(90,422)

Weighted average number of shares outstanding:
Basic and diluted	11,844,120

Net loss per common share:
Basic and diluted	$(0.01)

See accompanying notes to condensed financial statements.

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2017

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	1,781,519	$179	10,062,500	$1,006	$5,191,328	$(192,503)	$5,000,009
Class A common stock subject to possible redemption	9,042	1	-	-	90,422	-	90,423
Net loss	-	-	-	-	-	(90,422)	(90,422)
Balance at March 31, 2017	1,790,561	$179	10,062,500	$1,006	$5,281,750	$(282,925)	$5,000,010

See accompanying notes to condensed financial statements.

Conyers Park Acquisition Corp.
CONDENSED STATEMENT OF CASH FLOWS
For Three Months Ended March 31, 2017

(Unaudited)

Cash flows from operating activities:
Net loss	$(90,422)
Changes in prepaid expenses	53,125
Changes in accounts payable and accrued expenses	39,805
Changes in accounts payable - related party	116,582
Changes in accrued franchise and income taxes	(19,600)
Net cash provided by operating activities	99,490

Cash flows from investing activities:
Interest earned in Trust Account	(352,070)
Net cash used by investing activities	(352,070)

Increase in cash	(252,580)
Cash and cash equivalents at beginning of period	954,102
Cash and cash equivalents at end of period	$701,522

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

At March 31, 2017, the Company had not commenced any operations. All activity for the period from April 20, 2016 (Inception) through March 31, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable and amounts permitted to be withdrawn for working capital purposes. As a result, such shares of Class A Common Stock are recorded at redemption amount and classified as temporary equity since the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

On April 10, 2017, the Company and NCP-ATK Holdings, Inc. (“Atkins”) an affiliate of Atkins Nutritionals, Inc., a leading developer, marketer and seller of branded nutritional food and snacking products currently owned by affiliates of Roark Capital Group, announced that they have entered into a definitive agreement. Under the terms of the agreement, the Company and Atkins will combine under a new holding company, The Simply Good Foods Company (“Simply Good Foods”), which is expected to be listed on the NASDAQ stock exchange under the symbol “SMPL” upon closing of the proposed transaction. The closing is subject to customary closing conditions. Additional information regarding the announcement is described under Note 9 — Subsequent Events.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2017 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K annual report and Form S-4 documents filed by the Company with the SEC on March 31, 2017 and April 11, 2017. All dollar amounts are rounded to the nearest thousand dollars.

Liquidity

As of March 31, 2017, the Company had a balance of cash and cash equivalents of approximately $702,000, which excludes interest income available to the Company for tax obligations and general working capital purposes of approximately $647,000 from the Company’s investments in the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, general working capital needs and deferred underwriting commissions) to complete its Initial Business Combination. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2017, the Company had outstanding warrants to purchase 20,116,667 shares of common stock. For the period presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at March 31, 2017 and December 31, 2016, 38,459,439 and 38,468,481, respectively of the 40,250,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

At March 31, 2017 and December 31, 2016, the Company had no material deferred tax assets.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 — Investments Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $402,500,000 was placed in the Trust Account. At March 31, 2017, funds in the Trust Account totaled $403,146,657 and were held in investment securities consisting only of money market funds meeting certain conditions under Rule 2a- 7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$403,146,657	$403,146,657	$-	$-
Total	$403,146,657	$403,146,657	$-	$-

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

Note 8 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2017, there were 40,250,000 shares of Class A (of which 38,459,439 was classified outside of permanent equity) and 10,062,500 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 9 — Subsequent Events

The Merger Agreement

On April 10, 2017, the Company and Atkins, a leading developer, marketer and seller of branded nutritional food and snacking products currently owned by affiliates of Roark Capital Group, announced that they have entered into a definitive agreement. Under the terms of the agreement, the Company and Atkins will combine under a new holding company, Simply Good Foods, which is expected to be listed on the NASDAQ stock exchange under the symbol “SMPL” upon closing of the proposed transaction. The closing is subject to customary closing conditions.

This transaction will be funded through a combination of cash, stock, and debt financing. The selling equity owners of Atkins will receive $730,125,000 in total consideration, inclusive of 10,250,000 shares of common stock of Simply Good Foods valued at $10.00 per share, subject to adjustment in accordance with the terms of the definitive agreement. The selling equity owners will also be entitled to cash payments pursuant to a tax receivable agreement.

Along with the $402.5 million of cash held in the Company’ s Trust Account, the Company has secured commitments for a $100 million common stock private placement at $10.00 per share from large institutional investors. The proposed transaction includes committed debt financing.

Completion of the proposed transaction, which is expected in June 2017, is subject to customary and other closing conditions, including regulatory approvals, receipt of approvals from the Company’s stockholders, and completion of the offer for the Company’s stockholders to have their shares redeemed.

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

Overview

We are an organized blank check company incorporated as a Delaware corporation on April 20, 2016 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of our Public Offering and the private placement of warrants that occurred simultaneously with the consummation of the Public Offering, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at March 31, 2017, we had $701,522 in cash and cash equivalents. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

On April 10, 2017, the Company and Atkins, a leading developer, marketer and seller of branded nutritional food and snacking products currently owned by affiliates of Roark Capital Group, announced that they have entered into a definitive agreement. Under the terms of the agreement, the Company and Atkins will combine under a new holding company, Simply Good Foods, which is expected to be listed on the NASDAQ stock exchange under the symbol “SMPL” upon closing of the proposed transaction. The closing is subject to customary closing conditions.

This transaction will be funded through a combination of cash, stock, and debt financing. The selling equity owners of Atkins will receive $730,125,000 in total consideration, inclusive of 10,250,000 shares of common stock of Simply Good Foods valued at $10.00 per share, subject to adjustment in accordance with the terms of the definitive agreement. The selling equity owners will also be entitled to cash payments pursuant to a tax receivable agreement.

Along with the $402.5 million of cash held in the Company’ s Trust Account, the Company has secured commitments for a $100 million common stock private placement at $10.00 per share from large institutional investors. The proposed transaction includes committed debt financing.

Completion of the proposed transaction, which is expected in June 2017, is subject to customary and other closing conditions, including regulatory approvals, receipt of approvals from the Company’s stockholders, and completion of the offer for the Company’s stockholders to have their shares redeemed.

Results of Operations

For the period from April 20, 2016 (inception) to March 31, 2017, we had a net loss of $282,925. For the three months period ended March 31, 2017, we had a net loss of $90,422. Our entire activity from April 20, 2016 through March 31, 2017, consisted of formation and preparation for the Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on July 20, 2016, our normal operating costs included costs associated with our search for the business combination, costs associated with our governance and public reporting, state franchise taxes and charges of $10,000 per month from our Sponsor for administrative services.

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

Prior to the completion of our Initial Business Combination, we will have available to us the $701,522 of cash and cash equivalents on our balance sheet. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We are also entitled to up to $1,000,000 in interest from the Trust Account to be used for working capital purposes. The amount of interest available to us from the Trust Account may be less than $1,000,000 as a result of the current interest rate environment. As of March 31, 2017 our interest income in the Trust Account is $646,657.

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

Contractual Obligations

At March 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On July 14, 2016, in connection with the Public Offering, we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2017, the Company had outstanding warrants to purchase 20,116,667 shares of common stock. For the period presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

At March 31, 2017 and December 31, 2016, the Company had no material deferred tax assets.

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

Accordingly, at March 31, 2017 and December 31, 2016, 38,459,439 and 38,468,481, respectively of the 40,250,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2017, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on April 20, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K annual report and prospectus documents filed with the SEC on March 31, 2017 and July 18, 2016, respectively except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CONYERS PARK ACQUISITION CORP.

Dated: May 12, 2017	/s/ David J. West
Name: David J. West Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2017	/s/ Brian K. Ratzan
Name: Brian K. Ratzan Title: Chief Financial Officer (Principal Financial and Accounting Officer)

